Form 10QSB
period 1995-09-30
PEMBROKE CAPITAL INC
filed 1996-02-13
CIK 842706

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 1995


             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to_________

                          Commission File No. 33-25505

                              PEMBROKE CAPITAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



            Nevada                                               84-1098788
-----------------------------------                          -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


     1220-885 West Georgia Street
        Vancouver, B.C., Canada                                     V6C 3E8
----------------------------------------                     -------------------
(Address of principal executive offices)                           (Zip code)


                                (604) 688-9963
                -----------------------------------------------
                (Issuer's telephone number including area code)


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No
                                  -----     -----

Number of shares of common stock outstanding at December 31, 1995:  29,295,512

                             PEMBROKE CAPITAL, INC.


Part 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-K Report (filed with the Securities and Exchange Commission) for the year ended June 30, 1995.

                             PEMBROKE CAPITAL, INC.
                         (A Development Stage Company)
                           Consolidated Balance Sheet
                                  (Unaudited)

                                                                                         September 30, 1995
                                                                                         ------------------
ASSETS
------
Current assets
   Cash and cash equivalents                                                                   $    5,577
   Cash held in trust accounts                                                                    321,443
   Accounts receivable - Multichannel                                                              19,385
   Credit card prepayments                                                                         27,400
   Advances to officer                                                                             24,727
   Sales taxes refundable                                                                          16,952
   Interest receivable                                                                                824
   Inventory                                                                                       44,847
   Prepaid expenses                                                                                10,265
                                                                                               ----------
                                                                                                  471,420
Property and equipment
   Office and computer equipment                                                                   42,544
   Vehicles                                                                                        76,895
                                                                                               ----------
                                                                                                  119,439
Less: accumulated depreciation                                                                    (28,008)
                                                                                               ----------
                                                                                                   91,431
                                                                                               ----------
Other assets
   Project advances - joint ventures                                                              120,397
   Advances to officer and stockholder, net of allowance
      for doubtful accounts of $124,182                                                                --
   Deposits                                                                                        11,356
                                                                                               ----------
                                                                                                  131,753
                                                                                               ----------
                                                                                                $ 694,604
                                                                                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
   Accounts payable                                                                            $   98,727
   Payable to directors                                                                           117,313
                                                                                               ----------
                                                                                                  216,040

Stockholders' equity (deficit)
   Preferred stock, $.10 par value per share; 1,000,000
      shares authorized and no shares issued                                                           --

   Common stock, $.000032 par value per share;
      75,000,000 shares authorized; 29,295,512 shares
      issued and outstanding at September 30, 1995                                                    938

   Additional paid-in capital                                                                   4,969,862

   Cumulative translation adjustment                                                              (22,969)

   Deficit accumulated during the development stage                                            (4,469,267)
                                                                                               ----------
                                                                                                  478,564
                                                                                               ----------
                                                                                               $  694,604
                                                                                               ==========

                             PEMBROKE CAPITAL, INC.
                         (A Development Stage Company)
      Consolidated Statement of Changes in Stockholders' Equity (Deficit)
          For the Period from Inception (May 1, 1993) to June 30, 1995 and for the Three Months Ended September 30, 1995 (Unaudited)


                                                                         Common stock         Additional        Cumulative
                                                                   ----------------------      paid-in         Translation
                                                                      Shares      Amount       capital          adjustment
                                                                   ----------    --------     ----------       -----------
Shares issued April 1993 during the
   formation of the Company to officers
   and directors and a related entity
   for cash of $.00001 per share                                   4,687,500     $  150       $     (100)        $

Shares issued pursuant to a private
   placement from April 1993 to
   June 30, 1993 at $.1257 per share                               1,103,114         35          138,640

Shares issued to an unrelated entity for
   consulting services from May 1993 to
   June 30, 1993 valued at $.1495 per share                        1,041,950         33          155,651

Net loss for the period from inception
   (May 1, 1993) to June 30, 1993
                                                                   ---------     ------       ----------         -------

Balance at June 30, 1993 (restated,
   see Notes 1 and 3a.)                                            6,832,564         218         294,191              --

Shares issued pursuant to a private
   placement from July 1, 1993 to
   July 14, 1993 at $.1257 per share                                 490,636          16          61,662

Shares issued to an unrelated entity for
   consulting services from July 1, 1993 to
   August 15, 1993 valued at $.1495 per share                      2,083,050          67         311,349

Shares issued pursuant to a private
   placement from August 1993 to
   September 15, 1993 at $.1825 per share                          2,187,500          70         399,140

Shares issued to an unrelated entity for
   consulting services in October 15, 1993
   valued at $.1445 per share                                         78,125           3          11,287


                                                                   Deficit accumulated           Total
                                                                        during the            stockholders'
                                                                   development stage        equity (deficit)
                                                                   -------------------      ----------------
Shares issued April 1993 during the
   formation of the Company to officers
   and directors and a related entity
   for cash of $.00001 per share                                   $                        $         50

Shares issued pursuant to a private
   placement from April 1993 to
   June 30, 1993 at $.1257 per share                                                             138,675

Shares issued to an unrelated entity for
   consulting services from May 1993 to
   June 30, 1993 valued at $.1495 per share                                                      155,684

Net loss for the period from inception
   (May 1, 1993) to June 30, 1993                                      (237,554)                (237,554)
                                                                   ------------             ------------

Balance at June 30, 1993 (restated,
   see Notes 1 and 3a.)                                                (237,554)                  56,855

Shares issued pursuant to a private
   placement from July 1, 1993 to
   July 14, 1993 at $.1257 per share                                                              61,678

Shares issued to an unrelated entity for
   consulting services from July 1, 1993 to
   August 15, 1993 valued at $.1495 per share                                                    311,416

Shares issued pursuant to a private
   placement from August 1993 to
   September 15, 1993 at $.1825 per share                                                        399,210

Shares issued to an unrelated entity for
   consulting services in October 15, 1993
   valued at $.1445 per share                                                                     11,290


                                                                                                  (Continued)

                             PEMBROKE CAPITAL, INC.
                         (A Development Stage Company)
      Consolidated Statement of Changes in Stockholders' Equity (Deficit)
          For the Period from Inception (May 1, 1993) to June 30, 1995 and for the Three Months Ended September 30, 1995 (Unaudited)
                                    (Page 2)


                                                                        Common stock             Additional        Cumulative
                                                                  ----------------------          paid-in          translation
                                                                    Shares        Amount          capital           adjustment
                                                                  ----------      ------         ----------        -----------
Foreign currency translation adjustment
  for the year ended June 30, 1994                                                                                  (20,641)

Net loss for the year ended June 30, 1994
                                                                  ----------       ---           ---------         --------
Balance at June 30, 1994 (restated,
   see Notes 1 and 3a.)                                           11,671,875       374           1,077,629          (20,641)

Acquisition of treasury shares on
   September 2, 1994 pursuant to
   Canadian regulatory ruling                                        (78,125)       (3)            (11,287)

Adjustment for shares of Pembroke
   outstanding immediately prior to
   reorganization on September 28, 1994
   valued at net monetary asset amount and
   to reflect reissuance of treasury shares                          664,387        21                (255)

Contribution to capital in October 1994 through
   officer's contribution of his personal DiaChi
   stock (750,000 shares)                                                                          237,571

Shares issued in October 1994 for consulting
   services valued at $.1495 per share                                78,125         3              11,675

Shares issued pursuant to a private placement
   completed on October 18, 1994 at $.74
   per share net of offering costs of $7,500                       2,850,000        91           2,101,409

Shares issued on November 21, 1994 in
   exchange for consulting services pursuant to a:
     Consulting Services agreement, valued at
     $.10 per share                                                1,875,000        60             187,440


                                                               Deficit accumulated            Total
                                                                   during the             stockholders'
                                                                development stage        equity (deficit)
                                                               -------------------       ----------------
Foreign currency translation adjustment
  for the year ended June 30, 1994                                                           (20,641)

Net loss for the year ended June 30, 1994                           (743,857)               (743,857)
                                                                    --------                --------

Balance at June 30, 1994 (restated,
   see Notes 1 and 3a.)                                             (981,411)                 75,951

Acquisition of treasury shares on
   September 2, 1994 pursuant to
   Canadian regulatory ruling                                                                (11,290)

Adjustment for shares of Pembroke
   outstanding immediately prior to
   reorganization on September 28, 1994
   valued at net monetary asset amount and
   to reflect reissuance of treasury shares                                                     (234)

Contribution to capital in October 1994 through
   officer's contribution of his personal DiaChi
   stock (750,000 shares)                                                                    237,571

Shares issued in October 1994 for consulting
   services valued at $.1495 per share                                                        11,678

Shares issued pursuant to a private placement
   completed on October 18, 1994 at $.74
   per share net of offering costs of $7,500                                               2,101,500

Shares issued on November 21, 1994 in
   exchange for consulting services pursuant to a:
     Consulting Services agreement, valued at
     $.10 per share                                                                          187,500


                                                                                          (Continued)

                             PEMBROKE CAPITAL, INC.
                         (A Development Stage Company)
      Consolidated Statement of Changes in Stockholders' Equity (Deficit)
          For the Period from Inception (May 1, 1993) to June 30, 1995 and for the Three Months Ended September 30, 1995 (Unaudited)
                                    (Page 3)



                                                                        Common stock             Additional        Cumulative
                                                                  ----------------------          paid-in          translation
                                                                    Shares        Amount          capital           adjustment
                                                                  ----------      ------         ----------        -----------
     A Restricted Stock Plan, valued at $.10
     per share to:
       Officers and directors                                      1,350,000        43             134,957
       Others                                                      2,193,750        70             219,305

     Valued at $.10 per share to:
       Officers and directors                                        993,750        32              99,343
       Others                                                      7,397,500       237             739,513

Shares of DiaChi rescinded in December 1994, at
   original cost                                                    (218,750)       (7)            (37,421)

Shares issued in March and April 1995 to
   unrelated parties in exchange for services
   valued at $.10 per share                                          400,000        13              39,987



Shares issued in April 1995 to unrelated party
   in exchange for promotional services valued
   at $.6759 per share                                                98,000         3             144,997

Foreign currency translation adjustment for the
   year ended June 30, 1995                                                                                         (11,388)

Net loss for the year ended
   June 30, 1995
                                                                  ----------       ---            --------          -------
Balance at June 30, 1995                                          29,275,512       937           4,944,863          (32,029)

Shares issued in July 1995 to unrelated party
   in exchange for promotional services valued
   at $1.25 per share (unaudited)                                     20,000         1              24,999


                                                               Deficit accumulated            Total
                                                                   during the             stockholders'
                                                                development stage        equity (deficit)
                                                               -------------------       ----------------
     A Restricted Stock Plan, valued at $.10
     per share to:
       Officers and directors                                                                  135,000
       Others                                                                                  219,375

     Valued at $.10 per share to:
       Officers and directors                                                                   99,375
       Others                                                                                  739,750

Shares of DiaChi rescinded in December 1994, at
   original cost                                                                               (37,428)

Shares issued in March and April 1995 to
   unrelated parties in exchange for services
   valued at $.10 per share                                                                     40,000



Shares issued in April 1995 to unrelated party
   in exchange for promotional services valued
   at $.6759 per share                                                                         145,000

Foreign currency translation adjustment for the
   year ended June 30, 1995                                                                    (11,388)

Net loss for the year ended
   June 30, 1995                                                    (3,144,262)             (3,144,262)
                                                                    ----------              ----------
Balance at June 30, 1995                                            (4,125,673)                788,098

Shares issued in July 1995 to unrelated party
   in exchange for promotional services valued
   at $1.25 per share (unaudited)                                                               25,000

                                                                                              (Continued)

                             PEMBROKE CAPITAL, INC.
                         (A Development Stage Company)
      Consolidated Statement of Changes in Stockholders' Equity (Deficit)
          For the Period from Inception (May 1, 1993) to June 30, 1995 and for the Three Months Ended September 30, 1995 (Unaudited)
                                    (Page 4)



                                                                        Common stock             Additional        Cumulative
                                                                  ----------------------          paid-in          translation
                                                                    Shares        Amount          capital           adjustment
                                                                  ----------      ------         ----------        -----------
Foreign currency translation adjustment
   for the three months ended
   September 30, 1995 (unaudited)                                                                                      9,060

Net loss for the three months ended
   September 30, 1995 (unaudited)
                                                                  ----------       -------       ----------        ---------
Balance at September 30, 1995 (unaudited)                         29,295,512       $   938       $4,969,862        $ (22,969)
                                                                  ==========       =======       ==========        =========


                                                               Deficit accumulated            Total
                                                                   during the             stockholders'
                                                                development stage        equity (deficit)
                                                               -------------------       ----------------
Foreign currency translation adjustment
   for the three months ended
   September 30, 1995 (unaudited)                                                               9,060

Net loss for the three months ended
   September 30, 1995 (unaudited)                                     (343,594)              (343,594)
                                                                   -----------              ---------

Balance at September 30, 1995 (unaudited)                          $(4,469,267)             $ 478,564
                                                                   ===========              =========

                            PEMBROKE CAPITAL, INC.
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)


                                                                  For the three months ended            For the period
                                                                        September 30,                   from inception
                                                              --------------------------------         (May 1, 1993) to
                                                                  1995                 1994            September 30, 1995
                                                              ------------          ----------         ------------------
Revenues
   Diamond sales                                              $                     $                    $      872,223

Less cost of goods sold                                                                                      (1,066,434)
                                                              -------------         ------------         --------------
   Gross profit (loss)                                                                                         (194,211)

Operating Expenses
   Engineering and geological                                                                                    10,500
   Technical reports                                                                                             13,924
   Consulting fees                                                   30,955               71,814              2,351,870
   Sales commissions                                                                                             20,229
   Depreciation                                                       7,127                1,606                 28,770
   Legal and accounting fees                                         58,698               16,842                277,830
   Management fees                                                   77,164               16,517                464,162
   Office expense                                                    12,850                3,210                 78,024
   Rent expense                                                      12,001                1,108                 20,023
   Promotion                                                         52,832                4,374                244,937
   Salaries                                                           4,058                                       4,058
   Transfer and filing fees                                           2,632                                      19,805
   Telephone                                                          7,569                6,072                 43,089
   Travel expense                                                    62,766               41,828                554,671
   Translation loss                                                   3,822                                      17,072
   Other general and administrative                                   2,586                                       9,237
   Write-off of advances to stockholders
       and former director                                           11,517                                     128,497
   Loss on sale of fixed assets                                                                                   4,363
                                                              -------------         ------------         --------------
      Sub-total - operating expenses                                346,577              163,371              4,291,061
                                                              -------------         ------------         --------------
Net loss from operations                                           (346,577)            (163,371)            (4,490,806)

Other revenue (expense):
   Other income                                                       2,983                   --                  2,983
   Interest income                                                                                               18,556
                                                              -------------         ------------         --------------
Net loss                                                      $    (343,594)        $   (163,371)        $   (4,469,267)
                                                              =============         ============         ==============
Weighted average number of shares                                29,289,642           11,642,988             17,107,841
                                                              =============         ============         ==============
Net loss per common share                                     $        (.01)        $       (.01)        $         (.26)
                                                              =============         ============         ==============

                             PEMBROKE CAPITAL, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                  For the three months ended            For the period
                                                                        September 30,                   from inception
                                                              --------------------------------         (May 1, 1993) to
                                                                  1995                 1994            September 30, 1995
                                                              ------------          ----------         ------------------
Cash flows from operating activities:
   Net loss                                                   $ (343,594)           $ (163,371)          $(4,469,267)

   Non-cash items included in net loss
      Stock issued for services                                   25,000                                   2,081,068
      Depreciation                                                 7,127                 1,606                28,008
      Bad debt expense on advances                                11,517                                     129,376

   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable - misc.         480,732
      Increase decrease in accounts receivable/advances
         to officers and directors                               (24,727)               10,520               (24,727)
      (Increase) decrease in accounts
         receivable - other                                       (7,699)               (4,896)              (19,385)
      (Increase) in credit card prepayments                      (27,400)                                    (27,400)
      (Increase) decrease in sales taxes refundable               (5,183)                                    (16,952)
      (Increase) decrease in interest receivable                   3,286                                        (824)
      (Increase) in inventory                                       (967)                                    (44,847)
      (Increase) decrease in prepaid expenses                     10,537                (1,125)              (10,265)
      Increase (decrease) in bank overdraft                      (23,181)
      Increase (decrease) in accounts payable                      7,819                 1,216                98,727
      Increase in payable to directors                            49,941                                     117,313
      Increase in liability to issue common stock                                       57,063
                                                              ----------            -----------          -----------
Net cash provided (used) by operating activities                 163,208               (89,195)           (2,159,175)

Cash flow from investing activities:
   Purchase of computers, equipment and vehicles                  (6,872)               (5,064)             (119,440)
   Project advances to joint ventures                            (30,697)                                   (120,397)
   Advances to officer and stockholder                           (11,517)                                   (129,376)
   Increase in deposits                                          (11,356)                                    (11,356)
                                                              ----------            -----------          -----------
Net cash (used) in investing activities                          (60,442)               (5,064)             (380,569)
                                                              ----------            -----------          -----------
Cash flow from financing activities:
   Common stock proceeds                                                                                   2,700,880
   Contribution to capital by officer                                                                        237,571
   Foreign currency translation adjustment                         9,060                 2,164               (22,969)
   Purchase of treasury/rescinded shares                                                (11,290)             (48,718)
   Loan from stockholder                                                                137,284
                                                              ----------            -----------          -----------
Net cash provided (used) by financing
      activities                                                   9,060                128,158            2,866,764
                                                              ----------            -----------          -----------
Increase in cash                                                 111,826                 33,899              327,020

Cash, beginning of period                                        215,194                 34,752                  -0-
                                                              ----------            -----------          -----------
Cash, end of period                                           $  327,020            $    68,651          $   327,020
                                                              ==========            ===========          ===========

PART I.   FINANCIAL INFORMATION
Item 2.   Management's Discussion and Analysis or Plan of Operation


          a)  Liquidity and Capital Resources
              During the quarter ended September 30, 1995 the Registrant received no additional financing. Cash increased due to the receipt of funds from the "account receivable -miscellaneous" at June 30, 1995 into the Company's trust account in Hong Kong in July 1995. The Company utilizes trust accounts in both Hong Kong and Canada as a part of its normal operating methods. The cash in the trust accounts is not restricted. During the quarter ended September 30, 1995, the Registrant's investing activities consisted primarily of advancing funds of $30,697 to two joint venture partners. A small amount ($6,872) of fixed assets were purchased, and $11,517 more in advances were made to a former officer and a former consultant both of whom are stockholders of the Registrant. These advances have been fully reserved as the success of the Registrant's collection efforts is not assured.

              The Registrant expects that it will be necessary to undertake additional private placements or a public offering of its common stock within the next six months. The Registrant is trying to conserve its cash as much as possible by offering equity positions to its joint venturers and other consultants.

              The Registrant remains dependent upon the sale of additional equity or debt financing to cover cash requirements. The Registrant's projected revenue from the sale of diamond rough from the Wafangdian joint venture has not commenced. The Registrant must operate on a limited cash flow until start-up of the Wafangdian joint venture is accomplished.

              The Registrant has made numerous commitments relative to commencement of its stone diamond cutting operation in China. See the discussions of the Wafangdian Joint Venture and Ming Chi Prime Corporation Joint Understanding in the Registrant's annual report on Form 10-KSB for the year ended June 30, 1995.

          b)  Results of Operations
              The Registrant's net loss for the quarter ended September 30, 1995 increased from the net loss for the comparable period in 1994 by $180,223. The increase related to an overall increase in level of activity of the Registrant since its reorganization with Dia Chi in September 1994. Management fees increased by $60,647 because of employment agreements entered into with the three officers effective January 1, 1995. In addition, legal and accounting increased by $41,556, travel increased by $20,938 and marketing increased by $48,458. The increased travel is attributable to the cost associated with management's travel for business development purposes to Asia and Europe.

              No sales were effected during either the quarter ended September 30, 1995 or 1994. The Registrant is concentrating its efforts on developing its joint venture arrangements, method of operations, and expanding on its area of business prior to purchasing any additional diamond rough for further evaluation and processing.

              The Registrant has negotiated with Wafangdian to expand its working relationship to include marketing of Mine No. 50 and No. 51's production.

              The Registrant has entered into agreements with Wafangdian to develop and put into production six new kimberlite and two alluvial mines within close proximity of Mine No. 50. The initial engineering and management studies were started in 1995 and are expected to be finalized during the first calendar quarter of 1996. This agreement would expand the scope of the Registrant's operations and would add significant supplies of diamond rough over the next 50 years.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          Except for the following, the Issuer is not a party to any proceedings nor is the Issuer aware of any pending actions. On June 14, 1995, a lawsuit titled Paradise Investments Limited v. Larry Lorenz, Multi Channel Investment Ltd., and Pembroke Capital, Inc. was filed in the Supreme Court of British Columbia, Canada. Larry Lorenz is an officer and director of the Issuer, and Multi Channel Investment Ltd. ("Multi Channel") is the record owner of more than 5% of the Issuer's outstanding common stock. This litigation alleges a contract between Paradise Investments Limited ("Paradise") and Multi Channel to sell common shares of the Issuer's wholly-owned subsidiary, DiaChi Investment Corporation ("DiaChi") prior to its reorganization with the Issuer; it seeks specific performance and delivery of 468,750 shares, and damages from breach of the alleged contract. Paradise also alleges negligent misrepresentation by Mr. Lorenz in connection with the alleged transaction. Paradise further alleges a contract for consulting services consisting of the introduction of potential purchasers of the Issuer's common stock, for which Paradise was allegedly to paid with 890,625 shares of common stock of the Issuer, and claims negligent misrepresentation by Mr. Lorenz, and unjust enrichment and quantum meruit on the part of the Issuer. Paradise seek specific performance by and damages from Mr. Lorenz, and damages from the Issuer. Paradise has not specified an amount of damages being sought. The Issuer believes the claims are wholly without merit and intend to vigorously defend the action. The Issuer is also aware of a threatened action by other parties in connection with activities by Paradise which, if filed, may name the Issuer as a defendant.

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          (a)     Exhibits
                  27) Financial Data Schedule
          (b)     Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PEMBROKE CAPITAL, INC.
                                      (Registrant)


                                      By  /s/ BERNARD C. LAW
                                          --------------------------------------
                                          Bernard C. Law
                                          President and Chief Accounting Officer

February 13, 1996

                                 EXHIBIT INDEX

EXHIBIT NUMBER                                     EXHIBIT DESCRIPTION
--------------                                     -------------------
    27                                             Financial Data Schedule